Form 10-K
period 2016-12-31
QMC Systems, Inc.
filed 2017-12-13
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number: 333-206157

QMC SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	47-3946093 (I.R.S. Employer Identification No.)
3995 Hagers Grove Road Salem, OR (Address of principal executive offices)	97317 (Zip Code)

Registrant’s telephone number, including area code:   (360) 470-8634

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, par value $0.0001 per share

Securities registered pursuant to Section 12(g) of the Act:   None

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]   No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $74,500 based on the price at which our common stock was last sold, $1.00 per share.

The number of shares outstanding of the issuer’s classes of Common Stock as of December 31, 2016 was 5,074,500.

QMC SYSTEMS, INC.

PART I

ITEM 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. QMC Systems, Inc. expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Readers should carefully review the risk factors described  in  other  documents  the Company files from time  to  time  with  the  Securities  and Exchange Commission,  including  the Quarterly Reports on Form 10-Q to be filed  by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on  Form 8-K filed by the Company.

Corporate History

The Company was incorporated on April 17, 2015 under the laws of the state of Wyoming.

On May 29, 2015 the Company issued 5,000,000 of its authorized common stock to Renae Bell, our Chief Executive Officer, in exchange for $500.00.

On April 5, 2016, our Registration Statement on Form S-1 was deemed effective by the Securities and Exchange Commission. During April and May of 2016 an aggregate of 74,500 shares of common stock were sold to 34 purchasers at a purchase price of $1.00 per share for aggregate gross proceeds of $74,500.

Our Business

QMC Systems, Inc. is an early stage company that plans to offer a comprehensive network of educational material and services targeted towards Asian investors with a median income who are looking to invest in the United States real estate market or in other U.S-based businesses, but may lack the knowledge and/or resources to do so themselves. The Company intends to provide future clients with financial planning education, training, and a vetted network of resources and service providers who can guide customers through the investment process. We plan to offer our clients a comprehensive array of services that will educate them about the current climate of potential non-traditional investments (e.g. small business; real estate) and put them in touch with trusted parties that can help them with those investments, such as accountants and real estate brokers. By providing this largely untapped section of the market with comprehensive training and services, we plan to generate new clients through referrals from previous satisfied clients. We have yet to acquire any clients as of December 31, 2016. We believe our first clients will arise from personal and or business connections of our sole officer and director however, there is no guarantee this may occur.

We are currently in the developmental stages for the creation of a mobile application that will be designed to showcase our services. It is our intention to make a user friendly platform through which users can further educate themselves on potential investments in the United States. We are in the very early stages of development and will continue to explore the possibility of implementing additional features and uses for our pending application as development progresses.

Employees

As of December 31, 2016 we have only one employee, our sole officer and director, Renae Bell. Currently, she has the flexibility to work on our business up to 40 hours per week, but is prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

Business Developments

As of December 31, 2016, our operations have consisted of the preparation and filing of our Form S-1 (and subsequent amendments) and the development of our mobile application, which is currently in alpha testing and redesign. We are targeting a second quarter 2018 release at this time for the application.

Competition

The competition in our industry comes from several different sources. Our largest national competitors are financial planners that are part of a larger organization, such as Charles Schwab and Merrill Lynch. These planners may have access to greater financial resources than we do, including greater marketing and technology budgets, as well as an established brand identity. To a smaller extent, we also compete with tax and estate planning attorneys who may offer similar financial planning resources to customers in addition to their practice of law. Our closest competition will come from independent financial planners who are not affiliated with any larger company and primarily offer the same services to foreign investors. Their services are also focused on providing tailored investment solutions to potential foreign investors. We may have to reduce the fees we charge our clients to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate.

ITEM 1A. RISK FACTORS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2. One can refer to the risk factors we have presented on our Form S-1/A filed on March 18, 2016.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is inapplicable because we are a "smaller reporting company" as defined in Exchange Act Rule 12b-2.

ITEM 2. PROPERTIES

We do not own any property. Our office space at 3995 Hagers Grove Rd., Salem OR 97317 is provided free of charge by our Chief Executive Officer, Renae Bell.

ITEM 3. LEGAL PROCEEDINGS

QMC Systems, Inc. is not a party to any material pending legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information and issuance of unregistered securities

There exists no market for the trading of our common stock, par value $0.0001 per share (the "Common Stock"). While management believes that our Common Stock may be eligible in the future for a quotation on the Over the Counter Marketplace, there can be no assurance that any such quotation will ever be obtained. Moreover, in the event a quotation is obtained, there can be no guarantee that a liquid trading market in our Common Stock will ever develop.

Holders

As of December 31, 2016, there were approximately 35 record holders of common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any future earnings to reinvest back into its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plans

None

Company repurchases of common stock during the year ended December 31, 2016

None

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to report this item on Form 10-K. Our audited financial statements for our fiscal year ended December 31, 2016 can be found herein on page F1-F9.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Critical Accounting Policies and Estimates

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Plan of Operations

We had a loss from operations for the year ended December 31, 2016 of $70,126. We project we will continue to have losses from operations until such time as we have generated revenue from operations.

There can be no assurance that our efforts to implement our business plan will be successful or that we will obtain revenues or profitability.

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Our activities have mostly been devoted to seeking capital and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a startup business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. We have no bank line of credit available to us. Management believes that it will be able to raise the required funds for operations from one or more future offerings, in order to affect our business plan.

Our future operating results are subject to many facilities, including:

· our success in developing our application and ancillary services;

· the success of marketing and distributing those products and services;

· our ability to obtain additional financing; and

· other risks which we identify in future filings with the SEC.

Any or all of our forward looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this prospectus.

Contractual Obligations and Off-Balance Sheet Arrangements

We do not have any contractual obligations or off balance sheet arrangements.

Liquidity and Capital Resources

Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

For the year ended December 31, 2016, the Company recorded losses of $70,126, compared to losses of $7,095 for the year ended December 31, 2015.

Cash

	December 31, 2016	December 31, 2015
Cash	$493	$405

The increase in cash of $88 since the end of fiscal year 2015 was due to sales of our common stock. There are no limitations on our ability to access our cash.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QMC SYSTEMS, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations and Comprehensive Income (Loss)	F4

Statements of Shareholders’ Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

QMC Systems Inc.

We have audited the accompanying balance sheets of QMC Systems, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2016 and for the period April 17, 2015 (inception) through December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QMC Systems, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2016 and for the period April 17, 2015 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has only twenty one months of operating history and has incurred losses since inception of $77,221 and has a working capital deficit of $2,221. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJSH & Co LLP

New Delhi, India

Independent Auditors registered with

Public Company Accounting Oversight Board

Date: December 11, 2017

- F2 -

QMC SYSTEMS, INC.

BALANCE SHEET

	As of December 31, 2016	As of December 31, 2015
ASSETS

Current Assets:
Cash	$493	$405
Loan to Other Business	$74,513	$-
Accrued Interest on Loan	$1,118	$-
Total Current Assets	$76,124	$405

TOTAL ASSETS	$76,124	$405

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accrued Expenses	$3,100	$2,500
Related Party Officer Loan	$75,245	$4,500
Total Current Liabilities	$78,345	$7,000

Stockholders’ Equity
Common Stock, Par Value $0.0001, 50,000,000 Authorized, 5,074,500 Issued & Outstanding as of December 31, 2016 and 5,000,000 Issued & Outstanding as of December 31, 2015.	$507	$500
Additional Paid In Capital	$74,493	$-
Prior Accumulated Retained Earnings	$(7,095)	$-
Current net profit (loss)	$(70,126)	$(7,095)
Less: Dividends	$-	$-
Total Shareholders’ Equity	$(2,221)	$(6,595)
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$76,124	$405

The accompanying notes are an integral part of these financial statements.

- F3 -

QMC SYSTEMS, INC.

STATEMENT OF OPERATIONS

	Year ended December 31, 2016	From April 17, 2015 (Inception) to December 31, 2015
Revenue
Operating expenses:	$71,244	$7,095
Total operating expenses	$71,244	$7,095

Other Income
Accrued Interest on Loan	1,118	-
Total Other Income	$1,118	$-

Net loss	$(70,126)	$(7,095)

Net loss per common share - basic and diluted:	$0.0139	$0.0014

Net loss per share attributable to common stockholders	$0.0139	$0.0014

Weighted-average number of common shares outstanding	5,049,538	5,000,000

The accompanying notes are an integral part of these financial statements.

- F4 -

QMC SYSTEMS, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

For the Period from April 17, 2015 (Inception) to December 31, 2016

				Earnings Deficit
	Common Stock		Additional Paid In Capital	Accumulated for the year	Total Stockholder’s Equity
	Shares	Amount
		$	$	$	$
Beginning Balance, April 17, 2015 (Inception)	-	-	-	-	-
Issuance of Common Stock $0.0001 Par Value	5,000,000	500	-	-	500
Net Income (Loss)	-	-	-	(7,095)	(7,095)
Ending Balance, December 31, 2015	5,000,000	500	-	(7,095)	(6,595)
Beginning Balance, January 1, 2016	5,000,000	500	-	(7,095)	(6,595)
Issuance of Common Stock $0.0001 Par Value	74,500	7	74,493	-	74,500
Net Income/(Loss)	-	-	-	(70,126)	(70,126)
Ending Balance, December 31, 2016	5,074,500	507	74,493	(77,221)	(2,221)

The accompanying notes are an integral part of these financial statements.

- F5 -

QMC SYSTEMS, INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016	From April 17, 2015 (Inception) to December 31, 2015
Cash Flows from Operating Activities
Net loss	$(70,126)	$(7,095)
Accrued Expenses	$600	$2,500
Net cash used in operating activities	$(69,526)	$(4,595)

Cash Flows from Financing Activities
Loan given to Other Business	$(74,513)	$-
Accrued Interest on Loan	$(1,118)	$-
Common Stock issued	$74,500	$500
Related Party Loan	$70,745	$4,500
Net Cash Flows From Financing Activities	$69,614	$5,000

Net Increase In Cash	$88	$405
Cash – Beginning	$405	$-
Cash – Ending	$493	$405

The accompanying notes are an integral part of these financial statements.

- F6 -

QMC Systems, Inc.

Notes to the Audited Financial Statements

Note 1. Organization, History and Business

QMC Systems, Inc. is a Wyoming corporation (the “Company”), incorporated under the laws of the State of Wyoming on April 17, 2015. The business plan of the Company is to offer a comprehensive network of educational and informational resources as well as vetted service providers for foreign investors interested in direct investments in U.S. companies or in the U.S. real estate market.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Accounts Receivable

Accounts receivable is reported at the customers’ outstanding balances, less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock options and warrants.

Warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the period April 17, 2015 (inception) through December 31, 2016, the Company did not recognize any stock-based compensation. No options have been granted to date.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since there are no dilutive securities.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The amount on deposit in that one institution may from time to time exceed the federally-insured limit.

- F7 -

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2016.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 3. Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

12/31/2016
U.S statutory rate	34%
Less valuation allowance	(34)%
Effective tax rate	0%

The significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31, 2016	From April 17, 2015 (Inception) to December 31, 2015
Deferred tax assets

Net operating losses	(70,126)	(7,095)

Deferred tax liability	-	-
Net deferred tax assets	23,843	2,412
Less valuation allowance	(23,843)	(2,412)
Deferred tax asset - net valuation allowance	-	-

On an interim basis, the Company has a net operating loss carryover of approximately $77,221 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2016

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2016 to December 31, 2016, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4. Related Party Transactions

Our Chief Executive Officer has extended a loan of $75,245.00 to the Company. The loan does not bear any interest and is payable on demand.

On May 29, 2015 the Company issued 5,000,000 of its authorized common stock to Renae Bell for $500.00.

- F8 -

Note 5. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of December 31, 2016, the Company had 5,074,500 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments on the balance sheet.

Contingencies:

None.

Note 7. Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to QMC Systems, Inc. For the period January 01, 2016 through December 31, 2016:

	Year ended Dec 31, 2016	From April 17, 2015 (Inception) to December 31, 2015

Net Income (Loss)	$(70,126)	$(7,095)

Weighted-average common shares outstanding basic:	5,049,538	5,000,000

Weighted-average common stock
Equivalents	5,049,538	5,000,000
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares outstanding	5,049,538	5,000,000

Basic and Diluted Loss Per Share	$0.0139	$0.0014

Note 8. Current Assets

The Company has advanced a loan of $74,513 to Red Wolf Management for a term not exceeding 2 years at an interest rate of 9% annually. The loan is fully repayable by December 31, 2018 and is personally guaranteed by Timothy Remple, CEO of Red Wolf Management.

Note 9. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred an operating loss of $70,126 for the year ended December 31, 2016 and the Company had an accumulated deficit of $2,221. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10. Subsequent Events

On August 31, 2017, the Company filed a Certificate of Amendment with the Wyoming Secretary of State to amend article number 5 to increase the company’s authorized common stock from 50,000,000 to 5,000,000,000. This amendment was adopted on August 31, 2017.

On August 31, 2017, the Company held a Board of Directors Meeting where it was unanimously approved that the Company conduct a forward stock split whereas every one share of issued and outstanding common stock will become one hundred shares of common stock. The forward stock split became effective on August 31, 2017.

- F9 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our sole officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

· Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

· Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

· Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Renae Bell, our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Bell concluded that, as of December 31, 2016, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2016.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of the Board of Directors of QMC Systems, Inc. serves until the next annual meeting of stockholders, or until her successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table is inclusive of all of current officers and director of QMC Systems, Inc.

Name	Age	Position
Renae Bell	50	Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director

Renae Bell- Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director

Ms. Bell earned her Bachelor’s degree in accounting and international finance from Western Washington University in 1989. She began her career working for the state of Washington in various departments, preparing management and financial reports and helping implement a new accounts receivable system. In 1993 she became a consultant for Price Waterhouse, where she developed software systems to manage various business operations in addition to analyzing and improving operational procedures. In 1998, she became an IT manager at Syncor International, where she helped implement software systems and performed budget analysis. For the last 8 years, she has been an independent consultant with QMC Consulting, offering guidance and advisory services to foreign investors looking to invest in the US real estate market – principally, the same field of business QMC Systems plans to operate in.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

QMC Systems, Inc. does not have either an Audit Committee or a financial expert on the Board of Directors. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs  associated  with  identifying and retaining anindividual  who  would  qualify  as  an audit committee financial  expert,  the limited scope of our operations and the  relative  simplicity  of our financial statements and accounting procedures.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. Our sole director evaluated the business of the Company and determined that since the business is operated by a small number of persons (one), general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or directors expand in the future, we may take actions to adopt a formal Code of Ethics..

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Director(s) believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Director(s) will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Director(s) may do so by directing a written request addressed to our Chief Executive Officer, Renae Bell, at the address appearing on the first page of this Annual Report.

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  QMC Systems, Inc.'s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish QMC Systems, Inc. with copies of all Section 16(a) forms they file.  During the year ended December 31, 2016, QMC Systems, Inc. believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, QMC Systems, Inc. does not believe that such individuals purchased or sold any QMC Systems, Inc. Common Stock during 2016.

Procedure for Nominating Directors

In 2016, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. EXECUTIVE COMPENSATION

Ms. Bell is not receiving any regular compensation, cash or otherwise, for her services until such times as revenues are forthcoming. Ms. Bell is the sole director. There is no option or non-cash compensation plan at this time. No amounts are paid or payable to the director for acting as such. In the year ended December 31, 2016, QMC Systems, Inc. had one board of directors meeting. No Board committees have been established. Due to the small size of QMC Systems, Inc.’s operations, the entire Board of Directors functions as the audit committee; Ms. Bell is not a “financial expert” as defined in Regulation S-K 407. We have no independent director.

The following table sets forth the compensation of the Company's sole executive officer for the years ended December 31, 2016 and 2015.

Name:	Fiscal Year:	Salary, Fees, Commissions ($):	Bonus ($):	Stock Awards ($):	Stock Options ($):	All Other Compensation ($):	Total ($):
Renae Bell CEO, Director	2015 2016	- -	- -	- -	- -	- -	0 0

Compensation of Directors

The table above summarizes all compensation of our officers and directors to date.

Option/SAR Grants in Last Fiscal Year

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Equity Compensation Plan Information

Not applicable.

Employment Agreements

None.

Compensation Discussion and Analysis

Director Compensation

The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2016, the Company has 5,074,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Renae Bell, Sole Officer and Director	5,000,000	98.53%	98.53%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 29, 2015 the Company issued 5,000,000 of its authorized common stock to Renae Bell for $500.00.

As of December 31, 2016, our Chief Executive Officer, Ms. Bell, has advanced a loan to the company amounting to $75,245. This loan has no terms, is payable upon demand, and bears no interest.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an "independent director" is a "person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director."

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended December 31, 2016, our principal accounting firm AJSH & Co LLP was paid $8,333 for audit and review fees.

No tax consultant or other fees were paid.

Audit Committees pre-approval policies and procedures

We do not have an audit committee.  Our engagement of AJSH & Co LLP as our independent registered public accounting firm was approved by the Board of Directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (2)

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on August 6, 2015, and incorporated herein by this reference.

(2) Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMC SYSTEMS, INC.

(Registrant)

By: /s/ Renae Bell

Renae Bell, Chief Executive Officer

Dated: December 13, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Renae Bell

Renae Bell, Chief Executive Officer, Chief Financial Officer, Director

Dated: December 13, 2017