Form 10-K/A
period 2016-12-31
QMC Systems, Inc.
filed 2017-12-14
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: This 10-K Amendment to the Form 10-K originally filed December 13, 2017, is being filed to include the xbrl previously excluded from the previous Form 10-K. There are no changes to the content of the original Form 10-K or any exhibits thereto.

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