Form 10-Q
period 2017-03-31
QMC Systems, Inc.
filed 2018-01-17
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-206157

QMC Systems, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	46-3021464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3995 Hagers Grove Road Salem, OR	97317 (Zip Code)
(Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 17, 2018 the issuer had 5,074,500 shares of its common stock issued and outstanding. As of January 17, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

QMC SYSYEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	As of March 31, 2017	As of December 31, 2016
ASSETS
	$	$
Current assets:
Cash and cash equivalents	779	493
Other current assets	77,307	75,631
Total current assets	78,086	76,124
Total assets	78,086	76,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	9,507	3,100
Due to related party	75,962	75,245
Total current liabilities	85,469	78,345
Total liabilities	85,469	78,345

Stockholders’ equity:

Common stock, par value $0.0001, 50,000,000 authorized, 5,074,500 issued & outstanding as of March 31, 2017 and as of December 31, 2016.	507	507
Additional paid in capital	74,493	74,493
Retained earnings/ (deficit)	(82,383)	(77,221)

Total shareholders’ equity	(7,383)	(2,221)
Total liabilities and stockholders’ equity	78,086	76,124

The accompanying notes are an integral part of these financial statements.

-F1-

QMC SYSTEMS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016
	$	$

Revenue	-	-

Operating expenses:	6,839	14,425
Total operating expenses	6,839	14,425

Other income:
Accrued interest on loan	1,677	-
Total other income	1,677	-

Net profit/(Net loss)	(5,162)	(14,425)

Net income/ loss per common share - basic and diluted:	(0.00102)	(0.00289)

Net income/ loss per share attributable to common stockholders	(0.00102)	(0.00289)

Weighted-average number of common shares outstanding	5,049,538	5,000,000

The accompanying notes are an integral part of these financial statements.

-F2-

QMC SYSTEMS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016
	$	$
Cash flows from operating activities
Net income	(5,162)	(14,425)
Changes in:
Accrued expenses	6,407	2,383
Net cash provided/ (used) in operating activities	1,245	(12,042)

Cash flow from investing activities	-	-

Cash flows from financing activities	-	-
Accrued interest on loan	(1,676)	-
Due to related party	717	12,000
Net cash flows from financing activities	(958)	12,000
Net increase/ (decrease) in cash	286	(42)
Cash and cash equivalents at the beginning of the period	493	405
Cash and cash equivalents at the end of the period	779	363

 The accompanying notes are an integral part of these financial statements.

-F3-

QMC SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

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

The accompanying unaudited financial statements of QMC Systems, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company.

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

During the period April 17, 2015 (inception) through March 31, 2017, the Company did not recognize any stock-based compensation. No options have been granted to date.

Income/ Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since there are no dilutive securities.

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

Business Segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2017.

Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

03/31/2017
U.S statutory rate	34%
Less valuation allowance	(34)%
Effective tax rate	0%

The significant components of deferred tax assets and liabilities are as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Deferred tax assets

Net operating losses	(5,162)	(14,425)

Deferred tax liability
Net deferred tax assets	1,755	4,905
Less valuation allowance	(1755)	(4,905)
Deferred tax asset - net valuation allowance	-	-

On an interim basis, the Company has a net operating loss carryover of approximately ($82,383) available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2017

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 01, 2017 to March 31, 2017, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Our Chief Executive Officer has extended a loan of $75,962.00 to the Company. The loan has no term and is payable upon demand. The loan bears no interest.

On May 29, 2015, the Company issued 5,000,000 of its authorized common stock to Renae Bell for $500.00.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of March 31, 2017, the Company had 5,074,500 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to QMC Systems, Inc. for the period January 01, 2017 through March 31, 2017:

	Three months ended March 31, 2017	Three months ended March 31, 2016
	$	$
Net income (loss)	(5,162)	(14,425)

Weighted-average common shares outstanding basic:	5,049,538	5,000,000

Weighted-average common stock
Equivalents	5,049,538	5,000,000
Stock options	-	-
Warrants	-	-
Convertible notes	-	-
Weighted-average common shares Outstanding Diluted	-	-
Basic and diluted loss per share	(0.00102)	(0.00289)

Note 8. Other Current Assets

On November 1, 2016, the Company advanced a loan of $74,513 to Red Wolf Management for a term not exceeding 2 years at an interest rate of 9% annually. The loan is fully repayable by December 31, 2018 and is personally guaranteed by Timothy Remple, CEO of Red Wolf Management. During the period ended 31 March 2017, $1676 has been accrued and total interested accrued as on March 31, 2017 is $2,794.

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and as of March 31, 2017 has incurred an operating profit/ (loss) of ($5,162), working capital loss of ($7,383) and the Company had an accumulated deficit of ($82,383). These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10. Subsequent Events

On August 31, 2017, the Company filed a Certificate of Amendment with the Wyoming Secretary of State to amend article number 5 thereby increasing company’s authorized common stock from 50,000,000 to 5,000,000,000. This amendment was adopted on August 31, 2017.

Further, the Company held a Board of Directors meeting on August 31, 2017, where it was unanimously approved that the Company will conduct a forward stock split wherein every one share of issued and outstanding common stock will become one hundred shares of common stock. The forward stock split became effective on August 31, 2017.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

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

Business Information

QMC Systems, Inc. is an early stage company that plans to offer a comprehensive network of educational material and services targeted towards Asian investors with a median income who are looking to invest in the United States real estate market or in other U.S-based businesses, but may lack the knowledge and/or resources to do so themselves. The Company intends to provide future clients with financial planning education, training, and a vetted network of resources and service providers who can guide customers through the investment process. We plan to offer our clients a comprehensive array of services that will educate them about the current climate of potential non-traditional investments (e.g. small business; real estate) and put them in touch with trusted parties that can help them with those investments, such as accountants and real estate brokers. By providing this largely untapped section of the market with comprehensive training and services, we plan to generate new clients through referrals from previous satisfied clients. We have yet to acquire any clients as of March 31, 2017. We believe our first clients will arise from personal and or business connections of our sole officer and director however, there is no guarantee this may occur.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance is $779 as of March 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

Our Chief Executive Officer has extended the Company a loan in the amount of $75,962.00. The loan has no term and is payable upon demand. The loan bears no interest.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Profit/Loss

We have recorded a net loss of $5,162 and $14,425 for the three months ended March 31, 2017 and 2016, respectively.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios. The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, (our sole executive officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above annual evaluation.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending March 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 6, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

QMC Systems, Inc.

(Registrant)

By: /s/ Renae Bell

Name: Renae Bell

Chief Executive Officer, Chief Financial Officer, Director

Dated: January 17, 2018