Form 10-Q
period 2017-06-30
QMC Systems, Inc.
filed 2018-02-21
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of February 20, 2018 the issuer had 5,074,500 shares of its common stock issued and outstanding. As of February 20, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

QMC SYSYEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2017	As of December 31, 2016
ASSETS
	$	$
Current assets
Cash and cash equivalents	1,229	493
Other current assets	78,984	75,631
Total current assets	80,213	76,124
Total assets	80,213	76,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	27,657	3,100
Due to related party	79,999	75,245
Total current liabilities	107,656	78,345
Total liabilities	107,656	78,345

Stockholders’ equity

Common stock, par value $0.0001, 50,000,000 authorized, 5,074,500 issued & outstanding as of June 30, 2017 and as of December 31, 2016 respectively	507	507

Additional paid in capital	74,493	74,493
Retained earnings / (deficit)	(102,443)	(77,221)
Total stockholders’ equity	(27,443)	(2,221)
Total liabilities and stockholders’ equity	80,213	76,124

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

QMC SYSTEMS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months ended June 30, 2017	Three Months ended June 30, 2016	Six Months ended June 30, 2017	Six Months ended June 30, 2016
	$	$	$	$

Revenue	-	-	-	-

Operating expenses	21,736	14,441	28,575	28,867
Total operating expenses	21,736	14,441	28,575	28,867

Other income
Accrued interest on loan	1,677	-	3,353	-
Total other income	1,677	-	3,353	-

Net profit / (Net loss)	(20,059)	(14,441)	(25,222)	(28,867)

Net income / loss per common share - basic and diluted:	(0.0040)	(0.0029)	(0.0050)	(0.0057)

Net income / loss per share attributable to common stockholders	(0.0040)	(0.0029)	(0.0050)	(0.0057)

Weighted-average number of common shares outstanding	5,074,500	5,047,132	5,074,500	5,023,566

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

QMC SYSTEMS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

`	Six Months ended June 30, 2017	Six Months ended June 30, 2016
	$	$
Cash flows from operating activities
Net income	(25,222)	(28,867)
Changes in:
Other current assets	(3,353)	-
Accrued expenses	24,557	4,767
Due to related party	4,754	24,086
Net cash provided / (used) in operating activities	736	(14)

Cash flow from investing activities	-	-

Cash flows from financing activities	-	-
Increase in additional paid in capital	-	74,493
Increase in stockholder's equity	-	7
Net cash provided / (used) in financing activities	-	74,500
Net change in cash and cash equivalents	736	74,486
Cash and cash equivalents at beginning of the period	493	405
Cash and cash equivalents at end of the period	1,229	74,891

 The accompanying notes are an integral part of these unaudited financial statements.

-F3-

QMC SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF June 30, 2017

(UNAUDITED)

Note 1. Organization, History and Business

QMC Systems, Inc. (the “Company”) is a Wyoming corporation, incorporated under the laws of the State of Wyoming on April 17, 2015. The business plan of the Company is to offer a comprehensive network of educational and informational resources as well as vetted service providers for foreign investors interested in direct investments in U.S. companies or in the U.S. real estate market.

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

During the period April 17, 2015 (inception) through June 30, 2017, the Company did not recognize any stock-based compensation. No options have been granted to date.

Income / Loss per Share

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

Business Segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2017.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

06/30/2017
U.S statutory rate	34%
Less valuation allowance	(34)%
Effective tax rate	0%

The significant components of deferred tax assets and liabilities are as follows:

	Three Months Ended June 30, 2017	Three Months ended June 30, 2016	Six Months Ended June 30, 2017	Six Months ended June 30, 2016
Deferred tax assets		$	$	$ $

Net operating losses	(20,059)	(14,441)	(25,222)	(28,867)

Deferred tax liability
Net deferred tax assets	6,820	4,910	8,575	9,815
Less valuation allowance	-6,820	-4,910	-8,575	-9,815
Deferred tax asset - net valuation allowance	-	-	-	-

On an interim basis, the Company has a net operating loss carryover of approximately ($102,443) available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2017.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to June 30, 2017, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4. Related Party Transactions

Our Chief Executive Officer has extended a loan of $79,999 to the Company. The loan has no term and is payable upon demand. The loan bears no interest.

On May 29, 2015, the Company issued 5,000,000 of its authorized common stock to Renae Bell for $500.00.

Note 5. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of June 30, 2017, the Company had 5,074,500 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7. Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to QMC Systems, Inc. for the period January 1, 2017 through June 30, 2017:

	Three Months Ended June 30, 2017	Three Months ended June 30, 2016	Six Months Ended June 30, 2017	Six Months ended June 30, 2016
	$	$	$	$
Net income (loss)	(20,059)	(14,441)	(25,222)	(28,867)

Weighted-average common shares outstanding basic:	5,074,500	5,047,132	5,074,500	5,023,566

Weighted-average common stock
Equivalents	5,074,500	5,047,132	5,074,500	5,023,566
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible Notes	-	-	-	-
Weighted-average common shares Outstanding Diluted	-	-	-	-
Basic and Diluted Loss Per Share	(0.0040)	(0.0029)	(0.0050)	(0.0057)

Note 8. Other Current Assets

On November 1, 2016, the Company advanced a loan of $74,513 to Red Wolf Management for a term not exceeding 2 years at an interest rate of 9% annually. The loan is fully repayable by December 31, 2018 and is personally guaranteed by Timothy Remple, CEO of Red Wolf Management.

Thus, as on June 30, 2017, an interest on loan has been accrued amounting to $4,471 on the above mentioned loan.

Note 9. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and as of June 30, 2017 has incurred an operating profit / (loss) of ($25,222), working capital loss of ($27,443) and the Company had an accumulated deficit of ($102,442). These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Business Information

QMC Systems, Inc. is an early stage company that plans to offer a comprehensive network of educational material and services targeted towards Asian investors with a median income who are looking to invest in the United States real estate market or in other U.S-based businesses, but may lack the knowledge and/or resources to do so themselves. The Company intends to provide future clients with financial planning education, training, and a vetted network of resources and service providers who can guide customers through the investment process. We plan to offer our clients a comprehensive array of services that will educate them about the current climate of potential non-traditional investments (e.g. small business; real estate) and put them in touch with trusted parties that can help them with those investments, such as accountants and real estate brokers. By providing this largely untapped section of the market with comprehensive training and services, we plan to generate new clients through referrals from previous satisfied clients. We have yet to acquire any clients as of June 30, 2017. We believe our first clients will arise from personal and or business connections of our sole officer and director however, there is no guarantee this may occur.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance is $1,229 as of June 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

Our Chief Executive Officer has extended the Company a loan in the amount of $79,999. The loan has no term and is payable upon demand. The loan bears no interest.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Profit/Loss

We have recorded a net loss of $20,059 and $14,441 for the three months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending June 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 6, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

QMC Systems, Inc.

(Registrant)

By: /s/ Renae Bell

Name: Renae Bell

Chief Executive Officer, Chief Financial Officer, Director

Dated: February 20, 2018