Form 10-K
period 2017-12-31
QMC Systems, Inc.
filed 2018-05-25
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X]   No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2017 was $74,500 based on the price at which our common stock was last sold, $1.00 per share.

The number of shares outstanding of the issuer’s classes of Common Stock as of December 31, 2017 was 507,450,000. As of May 25, 2018, there were no shares of preferred stock issued and outstanding.

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

We are currently in the developmental stages for the design and testing of our mobile application that will be utilized to showcase our current services. The services that our application will be comprised of include, but are not strictly limited to, business training materials and a list of service providers, vetted by our CEO, that will be displayed in easily navigable search format. It is our intention to make a user friendly platform through which users can further educate themselves on potential investments in the United States. We are in the early stages of development and will continue to explore the possibility of implementing additional features and uses for our pending application as development progresses

In December 2017, we conducted a free trial month for our mobile application to showcase the services described in the above paragraph. A promotional offer through email was sent to 2,000 users in China, because at the moment it is the only user interface language to sign up for our mobile application. The e-mail was sent to test the application that will be offered to our future clients for their investment needs. Of those users, approximately half signed up, used the app to contact vendors, and provided feedback on performance, structure, and usability. This free trial was conducted solely for feedback, and no cost was incurred by the Company. The free trial lasted approximately two weeks, and users were gathered through the business connections of our Chief Executive Officer.

Additionally, we have begun to offer advertising space to vendors for our planned September 2018 release, whereby they may form an agreement with our Company prior to the official release of the application and receive a discount to advertise and get it listed under preferential search options of the application. Thus, vendors can appear under "preferred" status for one year if they participated in the trial, and agreed to pay $1,500 by the September release. The normal rate of preferred status is $7,500 per year.

Employees

As of December 31, 2017 we have only one employee, our sole officer and director, Renae Bell. Currently, she has the flexibility to work on our business up to 40 hours per week, but is prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

Business Developments

As of December 31, 2017, our operations are primarily comprised of development of a mobile application, which is currently in the alpha testing and redesign phase. In December 2017 we conducted a free trial month for our application in order to generate user feedback and performance information. Also, we have begun to offer preemptive advertising agreements wherein advertisements will be displayed in our application concurrent with our official release. We intend to release our mobile application in September 2018.

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

Holders

As of December 31, 2017, there were 35 record holders of common stock.

Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any future earnings to reinvest back into its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plans

None

Company repurchases of common stock during the year ended December 31, 2017

None

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to report this item on Form 10-K. Our audited financial statements for our fiscal year ended December 31, 2017 can be found herein on page F1-F9.

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

Plan of Operations

We had a loss from operations for the year ended December 31, 2017 of $45,543. We project we will continue to have losses from operations until such time as we have generated revenue from operations.

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

Our Chief Executive Officer has extended the Company a loan in the amount of $114,127. The loan has no term and is payable upon demand. The loan bears no interest.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

For the year ended December 31, 2017, the Company recorded losses of $45,543, compared to losses of $70,126 for the year ended December 31, 2016.

Cash

	December 31, 2017	December 31, 2016
Cash	$229	$493

The decrease in cash of $264 since the end of fiscal year 2016 was due to general and administrative expenses and it doesn’t include any cash spent on investments or business development. There are no limitations on our ability to access our cash.

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

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of QMC systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying financial statements of QMC Systems, Inc. (the “Company”), which comprises of Balance sheet as of December 31, 2017, Statement of operations, Statement of stockholders’ equity, and Statement of cash flows for the year then ended, and related notes to financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understating of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinions.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has incurred losses since inception of $122,764 and has a working capital deficit of $47,764. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

_______________________

AJSH & Co LLP

We have served as the Company’s Auditor since 2015.

New Delhi, India

May 24, 2018

- F2 -

QMC SYSTEMS, INC.

BALANCE SHEET

	As of December 31, 2017	As of December 31, 2016
ASSETS
	$	$
Current assets
Cash and cash equivalents	229	493
Other current assets	82,337	75,631
Total current assets	82,566	76,124
Total assets	82,566	76,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	16,203	3,100
Due to related party	114,127	75,245
Total current liabilities	130,330	78,345
Total liabilities	130,330	78,345

Stockholders’ equity

Common stock, par value $0.0001, 5,000,000,000 shares authorized and 507,450,000 shares issued & outstanding as of December 31, 2017 and 50,000,000 shares authorized and 5,074,500 shares issued & outstanding as of December 31, 2016 (*)	50,745	507
Additional paid in capital	24,255	74,493
Retained earnings / (deficit)	(122,764)	(77,221)
Total stockholders’ equity	(47,764)	(2,221)
Total liabilities and stockholders’ equity	82,566	76,124

The accompanying notes are an integral part of these financial statements.

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

- F3 -

QMC SYSTEMS, INC.

STATEMENT OF OPERATIONS

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$

Revenue	-	-

Operating expenses:	52,249	71,244
Total operating expenses	52,249	71,244

Other income:
Accrued interest on loan	6,706	1,118
Total other income	6,706	1,118

Net profit/ (loss) before tax	(45,543)	(70,126)
Tax expense	-	-
Net profit/ (loss) after tax	(45,543)	(70,126)

Net income/ (loss) per common share - basic and diluted	(0.00009)	(0.01389)

Net income/ (loss) per share attributable to common stockholders	(0.00009)	(0.01389)

Weighted-average number of common shares outstanding(*)	507,450,000	5,049,172

The accompanying notes are an integral part of these financial statements.

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

- F4 -

QMC SYSTEMS, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT

For the Period from JANUARY 1, 2016 (Inception) to December 31, 2017

				Earnings Deficit
	Common Stock		Additional Paid In Capital	Accumulated for the year	Total Stockholder’s Equity
	Shares	Amount
		$	$	$	$
Beginning Balance, January 1, 2016	5,000,000	500	-	(7,095)	(6,595)
Issuance of Common Stock $0.0001 Par Value	74,500	7	74,493	-	74,500
Net Income/(Loss)	-	-	-	(70,126)	(70,126)
Ending Balance, December 31, 2016	5,074,500	507	74,493	(77,221)	(2,221)
Beginning Balance, January 1, 2017	5,074,500	507	74,493	(77,221)	(2,221)
Forward Split of Common Stock $0.0001 Par Value as on August 31,2017	507,450,000	50,745	24,255	-	(2,221)
Net Income/(Loss)	-	-	-	(45,543)	(45,543)
Ending Balance, December 31, 2017	507,450,000	50,745	24,255	(122,764)	(47,764)

The accompanying notes are an integral part of these financial statements.

- F5 -

QMC SYSTEMS, INC.

STATEMENT OF CASH FLOWS

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$
Cash flows from operating activities
Net income	(45,543)	(70,126)
Changes in:
Other current assets	(6,706)	(75,631)
Accrued expenses	13,103	600
Net cash provided/ (used) in operating activities	(39,146)	(145,157)

Cash flow from investing activities
	-	-
Cash flows from financing activities
Due to related party	38,882	70,745
Change in additional paid in capital	(50,238)	74,493
Change in stakeholder's equity	50,238	7
Net cash provided/ (used) in financing activities	38,882	145,245
Net change in cash and cash equivalents	(264)	88
Cash and cash equivalents at the beginning of the period	493	405
Cash and cash equivalents at the end of the period	229	493

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), and ASC-605 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

During the period April 17, 2015 (inception) through December 31, 2017, the Company did not recognize any stock-based compensation. No options have been granted to date.

Income/ (Loss) per Share

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2017.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

December 31, 2017
U.S statutory rate	34%
Less valuation allowance	(34)%
Effective tax rate	-%

The significant components of deferred tax assets and liabilities are as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
Deferred tax assets

Net operating losses	(45,543)	(70,126)

Deferred tax liability	-	-
Net deferred tax assets	(15,485)	(23,843)
Less valuation allowance	15,485	23,843
Deferred tax asset - net valuation allowance	-	-

The Company has a net operating loss carryover of approximately $(122,764) available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2017.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2017 to December 31, 2017, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Impact of The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21%, effective in 2018.

The Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”).

Additionally, the Securities Exchange Commission staff has issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes and the Transition Tax are provisional amounts as permitted under SAB 118.

Note 4. Related Party Transactions

Our Chief Executive Officer has extended a loan of $114,127 to the Company. The loan does not bear any interest and is payable on demand.

On May 29, 2015 the Company issued 5,000,000 of its authorized common stock to Renae Bell for $500.00. However, as on December 31, 2017, these shares are increased to 500,000,000 due to forward stock split effected on August 31, 2017.

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

As of December 31, 2017, the Company had 507,450,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments on the balance sheet.

Contingencies:

None as of our balance sheet date.

Note 7. Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to QMC Systems, Inc. For the period ended December 31, 2017 and December 31, 2016:

	Year ended Dec 31, 2017	Year ended Dec 31, 2016

Net Income (Loss)	$(45,543)	$(70,126)

Weighted-average common shares outstanding basic:	507,450,000	5,049,172

Weighted-average common stock
Equivalents	507,450,000	5,049,172
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares outstanding	507,450,000	5,049,172

Basic and Diluted Loss Per Share	$(0.00009)	$(0.01389)

Note 8. Current Assets

The Company has advanced a loan of $74,513 to Red Wolf Management for a term not exceeding 2 years at an interest rate of 9% annually. The loan is fully repayable by December 31, 2018 and is personally guaranteed by Timothy Remple, CEO of Red Wolf Management.

Thus, as on December 31, 2017, an interest on loan has been accrued amounting to $7,824 on the above mentioned loan.

Note 9. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and has incurred an operating loss of $(45,543) for the year ended December 31, 2017 and the Company had an accumulated deficit of $(122,764). These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10. Subsequent Events

We have begun to offer preferential advertising space to vendors, whereby they may form an agreement with our company prior to the official release of the application and receive a discount to advertisement as well as preferential treatment in searches for their early inclusion in our future advertising plan.

- F9 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our sole officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and the principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Renae Bell, our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, Ms. Bell concluded that, as of December 31, 2017, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and sole director, who also serves as our principal executive officer, principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of the Board of Directors of QMC Systems, Inc. serves until the next annual meeting of stockholders, or until her successors has been elected. The officers serve at the pleasure of the Board of Directors. The following table is inclusive of all of current officers and director of QMC Systems, Inc.

Name	Age	Position
Renae Bell	51	Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director

Renae Bell- Chief Executive Officer, Chief operations Officer, Chief Financial Officer, Chief Accounting Officer, Director

Ms. Bell earned her Bachelor’s degree in accounting and international finance from Western Washington University in 1989. She began her career working for the state of Washington in various departments, preparing management and financial reports and helping implement a new accounts receivable system. In 1993 she became a consultant for Price Waterhouse, where she developed software systems to manage various business operations in addition to analyzing and improving operational procedures. In 1998, she became an IT manager at Syncor International, where she helped implement software systems and performed budget analysis. For the last 9 years, she has been an independent consultant with QMC Consulting, offering guidance and advisory services to foreign investors looking to invest in the US real estate market – principally, the same field of business QMC Systems plans to operate in.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section   16(a)  of  the  Exchange  Act  requires  QMC Systems, Inc.'s  officers, directors and persons  who  own  more than ten percent of a registered class of our equity securities to file reports  of  ownership  and  changes in ownership with the SEC.  Officers, directors and ten percent stockholders are required by regulation to furnish QMC Systems, Inc. with copies of all Section 16(a) forms they file.  During the year ended December 31, 2017, QMC Systems, Inc. believes that all such persons failed to file the reports required by Section 16(a) of the Exchange Act, including Forms 3, 4 and 5. Based on representations submitted by such people, QMC Systems, Inc. does not believe that such individuals purchased or sold any QMC Systems, Inc. Common Stock during 2017.

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. EXECUTIVE COMPENSATION

Ms. Bell is not receiving any regular compensation, cash or otherwise, for her services until such times as revenues are forthcoming. Ms. Bell is the sole director. There is no option or non-cash compensation plan at this time. No amounts are paid or payable to the director for acting as such. We have no independent directors.

The following table sets forth the compensation of the Company's sole executive officer for the years ended December 31, 2017 and 2016.

Name:	Fiscal Year:	Salary, Fees, Commissions ($):	Bonus ($):	Stock Awards ($):	Stock Options ($):	All Other Compensation ($):	Total ($):
Renae Bell CEO, Director	2016 2017	- -	- -	- -	- -	- -	0 0

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2017, the Company has 507,450,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Renae Bell, Sole Officer and Director	500,000,000	98.53%	98.53%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2017, our Chief Executive Officer, Ms. Bell, has advanced a loan of $114,127 to the Company. The loan does not bear any interest and is payable on demand.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the period covering the fiscal year ended December 31, 2017, our principal accounting firm AJSH & Co LLP was paid $6,000 for audit and review fees.

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

Dated: May 25, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Renae Bell

Renae Bell, Chief Executive Officer, Chief Financial Officer, Director

Dated: May 25, 2018