Form 10-Q
period 2016-03-31
QMC Systems, Inc.
filed 2018-06-29
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-206157

QMC Systems, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	46-3021464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2195 Hyacinth Street, Suite 108b, Salem, OR	97305 (Zip Code)
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

As of June 29, 2018 the issuer had 507,450,000 shares of its common stock issued and outstanding. As of June 29, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

QMC SYSYEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	As of March 31, 2016	As of December 31, 2015
	$	$
ASSETS

Current assets
Cash and cash equivalents	363	405
Total current assets	363	405
Total assets	363	405

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	4,883	2,500
Due to related party	16,500	4,500
Total current liabilities	21,383	7,000
Total liabilities	21,383	7,000

Stockholders’ equity

Common stock, par value $0.0001, 50,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 5,000,000 shares issued & outstanding as of March 31, 2016 and December 31, 2015	500	500
Retained earnings / (deficit)	(21,520)	(7,095)
Total stockholders’ equity	(21,020)	(6,595)
Total liabilities and stockholders’ equity	363	405

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

QMC SYSTEMS, INC.

STATEMENT OF OPERATIONS

Three months ended March 31, 2016

(UNAUDITED)

$
Revenue	-

Operating expenses:	14,425
Total operating expenses	14,425

Net profit/ (loss) before tax	(14,425)
Tax expense	-
Net profit/ (loss) after tax	(14,425)

Net income/ (loss) per common share - basic and diluted	(0.00289)

Weighted-average number of common shares outstanding	5,000,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

QMC SYSTEMS, INC.

STATEMENT OF CASH FLOWS

Three months ended March 31, 2016

(UNAUDITED)

$
Cash flows from operating activities
Net income	(14,425)
Changes in:
Accrued expenses	2,383
Due to related party	12,000
Net cash provided/ (used) in operating activities	(42)

Cash flow from investing activities	-

Cash flows from financing activities	-

Net change in cash and cash equivalents	(42)
Cash and cash equivalents at the beginning of the period	405
Cash and cash equivalents at the end of the period	363

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

During the period April 17, 2015 (inception) through March 31, 2016, the Company did not recognize any stock-based compensation. No options have been granted to date.

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

Business Segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2016.

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

The effective tax rate on the net loss before income taxes as per U.S. statutory rate are as follows:

March 31, 2016
U.S statutory rate	34%
Less valuation allowance	(34)%
Effective tax rate	-

The significant components of deferred tax assets and liabilities are as follows:

Three months ended March 31, 2016
Net operating losses	(14,425)
Deferred tax asset	4,905
Deferred tax liability	-
Net deferred tax assets	4,905
Less valuation allowance	(4,905)
Deferred tax asset	-

On an interim basis, the Company has a net operating loss carryover of approximately $21,520 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2016.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2016 to March 31, 2016, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4. Related Party Transactions

Our Chief Executive Officer has extended a loan of $16,500 to the Company. The loan has no term and is payable upon demand. The loan bears no interest.

On May 29, 2015, the Company issued 5,000,000 of its authorized common stock to Renae Bell for $500.00.

Note 5. Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of March 31, 2016, the Company had 5,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7. Net Income / (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to QMC Systems, Inc. for the period January 1, 2016 through March 31, 2016:

Three months ended March 31, 2016
$
Net income / (loss)	(14,425)

Weighted-average common shares outstanding basic:	5,000,000

Weighted-average common stock
Equivalents	5,000,000
Stock options
Warrants	-
Convertible Notes	-
Weighted-average common shares Outstanding Diluted	-
Basic and Diluted Income / (Loss) Per Share	(0.00289)

Note 8. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has no operating history and as of March 31, 2016 has incurred an operating loss of $14,425, working capital loss of $21,020 and the Company had an accumulated deficit of $21,520. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 9. Subsequent Events

On April 5, 2016, Registration Statement on Form S-1 was deemed effective by the Securities and Exchange Commission. During April and May of 2016, an aggregate of 74,500 shares of common stock were sold to 34 purchasers at a purchase price of $1.00 per share for aggregate gross proceeds of $74,500.

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

In December 2017, the company conducted a free trial month to showcase the services. A promotional offer through an email was sent to 2,000 users in China since at the moment it is the only user interface language to sign up our mobile application. Of those users, approximately half signed up, used the app to contact vendors, and provided feedback on performance, structure, and usability. This free trial was conducted solely for feedback, and no cost was incurred by the Company. The free trial lasted approximately two weeks, and users were gathered through the business connections of our Chief Executive Officer.

During the period ended March 31, 2018, the Company entered into beta testing phase of its mobile application and expects the formal rollout of the app in September 2018. The Company has executed subscription agreements with 10 vendors offering an advertising space and "preferred" status to them for a period of one year at an agreed rate of $1,200 per subscription. The normal rate of such preferred status is $7,500 per year.

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

Business Information

QMC Systems, Inc. is an early stage company that plans to offer a comprehensive network of educational material and services targeted towards Asian investors with a median income who are looking to invest in the United States real estate market or in other U.S-based businesses, but may lack the knowledge and/or resources to do so themselves. The Company intends to provide future clients with financial planning education, training, and a vetted network of resources and service providers who can guide customers through the investment process. We plan to offer our clients a comprehensive array of services that will educate them about the current climate of potential non-traditional investments (e.g. small business; real estate) and put them in touch with trusted parties that can help them with those investments, such as accountants and real estate brokers. By providing this largely untapped section of the market with comprehensive training and services, we plan to generate new clients through referrals from previous satisfied clients. We have yet to acquire any clients as of March 31, 2016. We believe our first clients will arise from personal and or business connections of our sole officer and director however, there is no guarantee this may occur.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance is $363 as of March 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. Our accountants have issued, in their previous audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

Our Chief Executive Officer has extended the Company a loan in the amount of $16,500. The loan has no term and is payable upon demand. The loan bears no interest.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Profit / (Loss)

We have recorded a net loss of $14,425 for the three months ended March 31, 2016.

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

As of March 31, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending March 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2016 (2)
32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 6, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

QMC Systems, Inc.

(Registrant)

By: /s/ Renae Bell

Name: Renae Bell

Chief Executive Officer, Chief Financial Officer, Director

Dated: June 29, 2018