Form 10-Q
period 2018-06-30
QMC Systems, Inc.
filed 2018-08-09
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

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

As of August 9, 2018 the issuer had 507,450,000 shares of its common stock issued and outstanding. As of August 9, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS - UNAUDITED

QMC SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2018	As of December 31, 2017
ASSETS
	$	$
Current assets
Cash and cash equivalents	4,349	229
Accounts receivables	3,000	-
Other current assets	85,690	82,337
Total current assets	93,039	82,566
Total assets	93,039	82,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	2,678	16,203
Due to related party	134,568	114,127
Total current liabilities	137,246	130,330
Total liabilities	137,246	130,330

Stockholders’ equity
Common stock, par value $0.0001, 5,000,000,000 shares authorized and 507,450,000 shares issued & outstanding as of June 30, 2018 and December 31, 2017	50,745	50,745
Additional paid in capital	24,255	24,255
Retained earnings / (deficit)	(119,207)	(122,764)
Total stockholders’ equity	(44,207)	(47,764)
Total liabilities and stockholders’ equity	93,039	82,566

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

QMC SYSTEMS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$	$	$	$
Revenue
Subscription income	3,000	-	6,000	-
Total operating income	3,000	-	6,000	-

Operating expenses
Operation and administrative	3,048	21,736	5,796	28,575
Total operating expenses	3,048	21,736	5,796	28,575

Profit / loss from operations	(48)	(21,736)	204	(28,575)

Other income / expenses
Accrued interest on loan	1,677	1,677	3,353	3,353
Total other income	1,677	1,677	3,353	3,353

Net profit/ loss before income tax	1,629	(20,059)	3,557	(25,222)
Tax expense	-	-	-	-
Net profit/ loss after income tax	1,629	(20,059)	3,557	(25,222)

Net income/ loss per common share - basic and diluted	0.000003	(0.003953)	0.000007	(0.004970)

Weighted-average common shares outstanding- basic and diluted (*)	507,450,000	5,074,500	507,450,000	5,074,500

The accompanying notes are an integral part of these unaudited financial statements.

(*) On August 31, 2017, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into hundred (100) shares (the "100-for-1 Forward Stock Split"). The par value per share was not be affected by the 100-for-1 Forward Stock Split.

-F2-

QMC SYSTEMS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2018	June 30, 2017
	$	$
Cash flows from operating activities:
Net income	3,557	(25,222)
Changes in:
Accounts receivables	(3,000)	-
Other current assets	(3,353)	(3,353)
Accrued expenses	(13,525)	24,557
Net cash provided / (used) in operating activities	(16,321)	(4,018)

Cash flow from investing activities	-	-

Cash flows from financing activities
Increase in additional paid in capital	-	-
Increase in stockholder's equity	-	-
Due to related party	20,441	4,754
Net cash provided / (used) in financing activities	20,441	4,754

Net change in cash and cash equivalents	4,120	736
Cash and cash equivalents at beginning of the period	229	493
Cash and cash equivalents at end of the period	4,349	1,229

 The accompanying notes are an integral part of these unaudited financial statements.

-F3-

QMC SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

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

During the period April 17, 2015 (inception) through June 30, 2018, the Company did not recognize any stock-based compensation. No options have been granted to date.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2018.

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

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the three month ended June 30, 2018 and June 30, 2017 is as follows:

	For three months ended		For six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$	$	$	$
Profit / (loss) from operations before income tax	1,629	(20,059)	3,557	(25,222)
Income tax rate	21%	34%	21%	34%
Income tax expense at the U.S Federal tax	342	(6,820)	747	(8,575)
Adjustments to derive effective tax rate:
Non-deductible stock bases compensation	-	-	-	-
Other non-deductible expenses	-	-	-	-
Foreign rate differentials	-	-	-	-
State and local net of federal benefit	-	-	-	-
Valuation allowance	(342)	6,820	(747)	8,575
Income tax (benefit) / expenses	-	-	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At June 30, 2018, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended		For six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Deferred tax assets	-	-	-	-
Net income / (loss)	1,629	(20,059)	3,557	(25,222)
Deferred tax liability	-	-	-	-
Net deferred tax assets	(342)	6,820	(747)	8,575
Less: Valuation allowance	342	(6,820)	747	(8,575)
Deferred tax asset - net valuation allowance	-	-	-	-

On an interim basis, the Company has a net operating loss carryover of approximately $119,207 available to offset future income for income tax reporting purposes, which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2018.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2018 to June 30, 2018, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

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

Note 4. Related Party Transactions

Our Chief Executive Officer has extended a loan of $134,568 to the Company. The loan has no term and is payable upon demand. The loan bears no interest.

As on June 30, 2018, the number of shares held by Renae Bell is 500,000,000 after the forward stock split affected on August 31, 2017.

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

As of June 30, 2018, the Company had 507,450,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7. Net Income / (Loss) per share

The following table sets forth the information used to compute basic and diluted net income per share attributable to QMC Systems, Inc. for the period January 1, 2018 through June 30, 2018 in comparison with January 1, 2017 through June 30, 2017:

	For three months ended		For six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$	$
Net income / (loss)	1,629	(20,059)	3,557	(25,222)

Weighted-average common shares outstanding basic:	507,450,000	5,074,500	507,450,000	5,074,500

Weighted-average common stock
Equivalents :
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible notes	-	-	-	-
Weighted-average common shares outstanding diluted	507,450,000	5,074,500	507,450,000	5,074,500
Basic and diluted Income / (Loss) per share	0.000003	(0.003953)	0.000007	(0.004970)

Note 8. Other current assets

On November 1, 2016, the Company advanced a loan of $74,513 to Red Wolf Management for a term not exceeding 2 years at an interest rate of 9% annually. The loan is fully repayable by December 31, 2018 and is personally guaranteed by Timothy Remple, CEO of Red Wolf Management.

Thus, as on June 30, 2018, an interest on loan has been accrued amounting to $11,177 on the above mentioned loan.

Note 9. Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company has a working capital loss of $44,207 and had an accumulated deficit of $119,207. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Business Information

QMC Systems, Inc. is an early stage company that offer a comprehensive network of educational material and services targeted towards Asian investors with a median income who are looking to invest in the United States real estate market or in other U.S-based businesses, but may lack the knowledge and/or resources to do so themselves. The Company intends to provide future clients with financial planning education, training, and a vetted network of resources and service providers who can guide customers through the investment process. We plan to offer our clients a comprehensive array of services that will educate them about the current climate of potential non-traditional investments (e.g. small business; real estate) and put them in touch with trusted parties that can help them with those investments, such as accountants and real estate brokers. By providing this largely untapped section of the market with comprehensive training and services, we plan to generate new clients through referrals from previous satisfied clients.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance is $4,349 as of June 30, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

Our Chief Executive Officer has extended the Company a loan in the amount of $134,568. The loan has no term and is payable upon demand. The loan bears no interest.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Profit / (Loss)

We have recorded a net profit of $1,629 for three months ended June 30, 2018.

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

As of June 30, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending June 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2018 (2)
32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 6, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

QMC Systems, Inc.

(Registrant)

By: /s/ Renae Bell

Name: Renae Bell

Chief Executive Officer, Chief Financial Officer, Director

Dated: August 9, 2018