Form 10-Q
period 2018-09-30
QMC Systems, Inc.
filed 2018-11-19
CIK 1642223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 19, 2018 the issuer had 507,450,000 shares of its common stock issued and outstanding. As of November 19, 2018 there were no shares of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS - UNAUDITED

QMC SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2018	As of December 31, 2017
ASSETS
	$	$
Current assets
Cash and cash equivalents	519	229
Due from related party	2,800	-
Other current assets	89,866	82,337
Total current assets	93,185	82,566
Total assets	93,185	82,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	5,172	16,203
Due to related party	135,158	114,127
Other current liabilities	3,000	-
Total current liabilities	143,330	130,330
Total liabilities	143,330	130,330

Stockholders’ equity
Common stock, par value $0.0001, 5,000,000,000 shares authorized and	50,745	50,745
507,450,000 shares issued & outstanding as of September 30, 2018 and December 31, 2017
Additional paid in capital	24,255	24,255
Retained earnings / (deficit)	(125,146)	(122,764)
Total stockholders’ equity	(50,146)	(47,764)
Total liabilities and stockholders’ equity	93,185	82,566

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

QMC SYSTEMS, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$	$	$	$
Revenue
Subscription income	3,000	-	9,000	-
Total operating income	3,000	-	9,000	-

Operating expenses
Operation and administrative	10,615	562	16,411	29,137
Total operating expenses	10,615	562	16,411	29,137

Profit / (loss) from operations	(7,615)	(562)	(7,411)	(29,137)

Other income / expenses
Accrued interest on loan	1,677	1,677	5,030	5,030
Total other income	1,677	1,677	5,030	5,030

Net profit / (loss) before income tax	(5,939)	1,115	(2,381)	(24,107)
Tax expense	-	-	-	-
Net profit / (loss) after income tax	(5,939)	1,115	(2,381)	(24,107)

Net income / (loss) per common share - basic and diluted	(0.000012)	0.000002	(0.000005)	(0.000048)

Weighted-average common shares outstanding- basic and diluted	507,450,000	507,450,000	507,450,000	507,450,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

QMC SYSTEMS, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2018	September 30, 2017
	$	$
Cash flows from operating activities:
Net income	(2,381)	(24,107)
Changes in:
Due from related party	(2,800)	-
Other current assets	(7,529)	(5,030)
Accrued expenses	(11,031)	(427)
Other current liabilities	3,000	-
Net cash provided / (used) in operating activities	(20,741)	(29,564)

Cash flow from investing activities	-	-

Cash flows from financing activities
Increase in additional paid in capital	-	(50,238)
Increase in stockholder's equity	-	50,238
Due to related party	21,031	30,750
Net cash provided / (used) in financing activities	21,031	30,750

Net change in cash and cash equivalents	290	1,186
Cash and cash equivalents at beginning of the period	229	493
Cash and cash equivalents at end of the period	519	1,679

 The accompanying notes are an integral part of these unaudited financial statements.

-F3-

QMC SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

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

During the period April 17, 2015 (inception) through September 30, 2018, the Company did not recognize any stock-based compensation. No options have been granted to date.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2018.

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

Reconciliation of the income tax expense / (benefit) computed at the U.S. Federal income tax rate to the Company’s reported income tax expense / (benefit) for the three month ended September 30, 2018 and September 30, 2017 is as follows:

	For three months ended		For nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$	$	$	$
Profit / (loss) from operations before income tax	(5,939)	1,115	(2,381)	(24,107)
Income tax rate	21%	34%	21%	34%
Income tax expense at the U.S Federal tax	(1,247)	379	(500)	(8,196)
Adjustments to derive effective tax rate:
State and local net of federal benefit	-	-	-	-
Non-deductible stock bases compensation	-	-	-	-
Other non-deductible expenses	-	-	-	-
Foreign rate differentials	-	-	-	-
Non allowable carryover of losses	249	-	100	-
Valuation allowance	998	(379)	400	8,196
Income tax (benefit) / expenses	-	-	-	-

The ultimate realization of deferred tax assets depends primarily on the Company’s ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

At September 30, 2018, Company has no unrecognized tax benefits.

The significant components of deferred tax assets and liabilities are as follows:

	For three months ended		For nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Deferred tax assets	-	-	-	-
Net income / (loss)	(5,939)	1,115	(2,381)	(24,107)
Deferred tax liability	-	-	-	-
Net deferred tax assets	(998)	379	(400)	(8,196)
Less: Valuation allowance	998	(379)	400	8,196
Deferred tax asset - net valuation allowance	-	-	-	-

On an interim basis, the Company has a net operating loss of $125,146 and an allowable loss carryover of approximately $124,670 available to offset future income for income tax reporting purposes, out of which $122,765 which will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2018.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period January 1, 2018 to September 30, 2018, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

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

Note 4. Related Party Transactions

Our Chief Executive Officer (“CEO”) has extended a loan of $135,158 to the Company. The loan has no term and is payable upon demand. The loan bears no interest.

As on September 30, 2018, the number of shares held by Renae Bell is 500,000,000 after the forward stock split affected on August 31, 2017.

Further, during the nine months ending September 30, 2018, QMC Consulting Inc, a related party due to common control collected subscription income of $12,000 for and on behalf of the Company. This subscription income was received in connection with the vendor subscription agreement executed by the Company with 10 vendors offering an advertising space and "preferred" status to them for a period of one year at an agreed rate of $1,200 per subscription. As on September 30, 2018, the Company has received an amount of $9,200 and the remaining balance of $2,800 is due from related party.

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

As of September 30, 2018, the Company had 507,450,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7. Net Income / (Loss) per share

The following table sets forth the information used to compute basic and diluted net income per share attributable to QMC Systems, Inc. for the period January 1, 2018 through September 30, 2018 in comparison with January 1, 2017 through September 30, 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$	$	$	$
Net income / (loss)	(5,939)	1,115	(2,381)	(24,107)

Weighted-average common shares outstanding basic:	507,450,000	507,450,000	507,450,000	507,450,000

Weighted-average common stock
Equivalents :
Stock options	-	-	-	-
Warrants	-	-	-	-
Convertible notes	-	-	-	-
Weighted-average common shares outstanding diluted	507,450,000	507,450,000	507,450,000	507,450,000
Basic and diluted Income / (Loss) per share	(0.000012)	0.000002	(0.000005)	(0.000048)

Note 8. Other current assets

On November 1, 2016, the Company advanced a loan of $74,513 to Red Wolf Management for a term not exceeding 2 years at an interest rate of 9% annually. The loan is fully repayable by December 31, 2018 and is personally guaranteed by Timothy Remple, CEO of Red Wolf Management.

Thus, as on September 30, 2018, an interest on loan has been accrued amounting to $12,854 on the above mentioned loan.

Note 9. Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company has a working capital loss of $50,146 and had an accumulated deficit of $125,146. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance is $519 as of September 30, 2018. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. Our accountants have issued, in their audit report, a going concern opinion reflecting a conclusion that our operations may not be able to continue because of a lack of financial resources.

Our Chief Executive Officer has extended the Company a loan in the amount of $135,158. The loan has no term and is payable upon demand. The loan bears no interest.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Net Profit / (Loss)

We have recorded a net loss of $5,939 for three months ended September 30, 2018.

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

As of September 30, 2018, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting that have occurred for the three months ending September 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	By-laws (1)
31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2018 (2)
32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
(1)	Filed as an exhibit to the Company's S-1/A Registration Statement, as filed with the SEC on August 6, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

QMC Systems, Inc.

(Registrant)

By: /s/ Renae Bell

Name: Renae Bell

Chief Executive Officer, Chief Financial Officer, Director

Dated: November 19, 2018